Form 10-K
period 2006-12-31
JP Morgan Chase Commercial Mortgage Securities Trust 2006-LDP6
filed 2007-04-02
CIK 1354045

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-126661-06

       J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP6 (exact name of issuing entity as specified in its charter)

       J.P. Morgan Chase Commercial Mortgage Securities Corp.
       (exact name of the depositor as specified in its charter)

       Eurohypo AG
       Nomura Credit & Capital Inc.
       PNC Bank, National Association
       IXIS Real Estate Capital Inc.
       JPMorgan Chase Bank, National Association
       (exact name of the sponsors as specified in their charters)


  New York                                          54-2196564
  (State or other jurisdiction of                   54-2196565
  incorporation or organization of                  54-6708174
  issuing entity)                                   54-6708175
                                                   (I.R.S. Employer
                                                    Identification No.
                                                    of issuing entity)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices     (Zip Code of
   of issuing entity)                          issuing entity)


  Issuing Entity telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

      None.


                                   PART I
  Item 1.  Business.

            Not Applicable.


  Item 1A.  Risk Factors.

            Not Applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not Applicable.


  Item 3.  Legal Proceedings.

            Not Applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not Applicable.


                               PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Not Applicable.


  Item 6.  Selected Financial Data.

            Not Applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not Applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not Applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not Applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not Applicable.


  Item 9A. Controls and Procedures.

            Not Applicable.

  Item 9A(T). Controls and Procedures.

            Not Applicable.

  Item 9B. Other Information.

            None.




                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not Applicable.


  Item 11. Executive Compensation.

            Not Applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not Applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not Applicable.


  Item 14. Principal Accounting Fees and Services.

            Not Applicable.




                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            The mortgaged property that secures the Centro Portfolio loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB and as disclosed in the prospectus supplement for the J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP6. The net operating income of such significant obligor for the quarter end December 31, 2006 was $5,973,844 and the net operating Income of such significant obligor for the year ended December 31, 2006 was $23,078,317.

  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.


            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for any of the certificates issued by the issuing entity.



  Item 1117 of Regulation AB, Legal Proceedings.

            None.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

           Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            None of the reports on assessment of compliance with the applicable servicing criteria, or the related attestation reports, required to be delivered under the Pooling and Servicing Agreement for this transaction has identified any material instances of noncompliance with the servicing criteria in Item 1122 of Regulation AB, except as described below.

            The Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to Wells Fargo during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All necessary adjustments have been made to correct those errors and to remedy related procedures. See Exhibits 33 and 34.

  Item 1123 of Regulation AB, Servicer Compliance Statement.

            See Exhibit 35.






                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

    (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K/A filed on May 4, 2006 and incorporated by reference herein.)


 (10.1) Mortgage Loan Purchase Agreement, dated as of March 1, 2006 between
        JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.1 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.2) Mortgage Loan Purchase Agreement, dated as of March 1, 2006, between
        Eurohypo AG, New York Branch and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Eurohypo AG, New York Branch (Filed as Exhibit 10.2 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.3) Mortgage Loan Purchase Agreement, dated as of March 1, 2006, between
        Nomura Credit & Capital, Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Nomura Credit & Capital, Inc. (Filed as Exhibit 10.3 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.4) Mortgage Loan Purchase Agreement, dated as of March 1, 2006, between
        IXIS Real Estate Capital Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by IXIS Real Estate Capital Inc. (Filed as Exhibit 10.4 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.5) Mortgage Loan Purchase Agreement, dated as of March 1, 2006, between
        PNC Bank, National Association and J.P. Morgan Chase Commercial
        Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by PNC Bank, National Association (Filed as Exhibit 10.5 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.6) ISDA Master Agreement, dated as of March 30, 2006, between JPMorgan
        Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP6 (Filed as Exhibit 10.6 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.7) Schedule to the ISDA Master Agreement, dated as of March 30, 2006, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP6 (Filed as Exhibit 10.7 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.8) Confirmation for U.S. Dollar Interest Rate Swap Transaction under 1992
        Master Agreement, dated as of March 30, 2006, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP6 (Filed as Exhibit 10.8 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)


    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Capmark Finance Inc., as Master Servicer
      b) Laureate Capital LLC, as Sub-Servicer for Capmark Finance Inc.
      c) LNR Partners, Inc., as Special Servicer
      d) Midland Loan Services, Inc., as Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Paying Agent
      g) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Capmark Finance Inc., as Master Servicer
      b) Laureate Capital LLC, as Sub-Servicer for Capmark Finance Inc.
      c) LNR Partners, Inc., as Special Servicer
      d) Midland Loan Services, Inc., as Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Paying Agent
      g) Wells Fargo Bank, N.A., as Custodian



     (35) Servicer compliance statement.


      a) Capmark Finance Inc., as Master Servicer
      c) LNR Partners, Inc., as Special Servicer
      d) Midland Loan Services, Inc., as Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Paying Agent


   (b) See (a) above

   (c) Not Applicable.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    J.P. Morgan Chase Commercial Mortgage Securities Corp.
    (Depositor)



    /s/ Brian Baker
    Brian Baker, President and CEO

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

    (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K/A filed on May 4, 2006 and incorporated by reference herein.)

 (10.1) Mortgage Loan Purchase Agreement, dated as of March 1, 2006 between
        JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.1 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.2) Mortgage Loan Purchase Agreement, dated as of March 1, 2006, between
        Eurohypo AG, New York Branch and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Eurohypo AG, New York Branch (Filed as Exhibit 10.2 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.3) Mortgage Loan Purchase Agreement, dated as of March 1, 2006, between
        Nomura Credit & Capital, Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Nomura Credit & Capital, Inc. (Filed as Exhibit 10.3 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.4) Mortgage Loan Purchase Agreement, dated as of March 1, 2006, between
        IXIS Real Estate Capital Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by IXIS Real Estate Capital Inc. (Filed as Exhibit 10.4 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.5) Mortgage Loan Purchase Agreement, dated as of March 1, 2006, between
        PNC Bank, National Association and J.P. Morgan Chase Commercial
        Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by PNC Bank, National Association (Filed as Exhibit 10.5 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.6) ISDA Master Agreement, dated as of March 30, 2006, between JPMorgan
        Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP6 (Filed as Exhibit 10.6 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.7) Schedule to the ISDA Master Agreement, dated as of March 30, 2006, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP6 (Filed as Exhibit 10.7 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

 (10.8) Confirmation for U.S. Dollar Interest Rate Swap Transaction under 1992
        Master Agreement, dated as of March 30, 2006, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP6 (Filed as Exhibit 10.8 to Form 8-K filed on April 17, 2006, and incorporated by reference herein.)

   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Capmark Finance Inc., as Master Servicer
      b) Laureate Capital LLC, as Sub-Servicer for Capmark Finance Inc.
      c) LNR Partners, Inc., as Special Servicer
      d) Midland Loan Services, Inc., as Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Paying Agent
      g) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Capmark Finance Inc., as Master Servicer
      b) Laureate Capital LLC, as Sub-Servicer for Capmark Finance Inc.
      c) LNR Partners, Inc., as Special Servicer
      d) Midland Loan Services, Inc., as Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Paying Agent
      g) Wells Fargo Bank, N.A., as Custodian



     (35) Servicer compliance statement.


      a) Capmark Finance Inc., as Master Servicer
      c) LNR Partners, Inc., as Special Servicer
      d) Midland Loan Services, Inc., as Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Paying Agent



  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  J.P. Morgan Chase Commercial Mortgage Securities Trust 2006 LDP6 Commercial Mortgage Pass-Through Certificates
  Series 2006 LDP6 (the "Trust")

  I, Brian Baker, the President and Chief Executive Officer of J.P. Morgan Chase Commercial Mortgage Securities Corp., the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 10-D required to be filed in respect of the period covered by this annual report on Form 10-K, of the Trust (the "Exchange Act Periodic Reports");

  2. Based on my knowledge, the Exchange Act Periodic Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act Periodic Reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act Periodic Reports, the master servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria and their related attestation reports on assessment of compliance with servicing criteria required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Capmark Finance Inc.(formerly known as GMAC Commercial Mortgage Corporation), Laureate Capital LLC, Midland Loan Services, Inc., LNR Partners, Inc. and Wells Fargo Bank, N.A.



     Dated:    March 30, 2007

     /s/ Brian Baker
     Signature

     President and Chief Executive Officer, J.P. Morgan Chase Commercial Mortgage Securities Corp.
     Title



 EX-33 (a)
Capmark Finance Inc. ("Capmark") is responsible for assessing compliance, for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in item 1122(d) of Regulation AB of the Securities and Exchange Commission for the asset backed securities transactions listed below (the "Transactions" in Exhibit I). This assertion includes all commercial mortgage loans sold in public securitizations during the period January 1, 2006 through. December 31, 2006 for which the Company served as master servicer (the "Platform"). Capmark has concluded that the criteria are applicable as shown (indicated by x) below to the master servicing of the loans in the Transactions:




Regulation AB Compliance Map
                      Regulation AB Criteria                                            Master

(1) General servicing considerations

(i) Policies and procedures are instituted to monitor any performance or other          X
triggers and events of default in accordance with the transaction agreements.

(ii) If any material servicing activities are outsourced to third parties,
policies and procedures are instituted to monitor the third party's performance         X
and compliance with such servicing activities.

(iii) Any requirements in the transaction agreements to maintain a back-up              Not
servicer for the pool assets are maintained.                                            Applicable

(iv) A fidelity bond and errors and omissions policy is in effect on the party
participating in the servicing function throughout the reporting period in the          X
amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

(2) Cash collection and administration

(i) Payments on pool assets are deposited into the custodial bank                       X
accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements.

(ii) Disbursements made via wire transfer on behalf of an obligor or to investor        Not
are made only by authorized personnel.                                                  Applicable

(iii) Advances of funds or guarantees regarding collections, cash flows or              X
distributions, and any interest or other fees charged for such advances, are made, reviewed, and approved as specified in the transaction agreements.

(iv) The related accounts for the transaction, such as cash reserve accounts or         Not
accounts established as a form of overcollateralization, are separately                 Applicable
maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

(v) Each custodial account is maintained at a federally insured depository              X
institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Section 240.13k-1(b)(1) of this chapter.

(vi) Unissued checks are safeguarded so as to prevent unauthorized access.              Not
                                                                                        Applicable
(page)

(vii) Reconciliations are prepared on a monthly basis for all asset-backed              X
securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations:

(A) Are mathematically accurate;                                                        X

(B) Are prepared within 30 calendar days after the bank statement cutoff date, or       X
such other number of days specified in the transaction agreements;

(C) Are reviewed and approved by someone other than the person who prepared the         X
reconciliation; and

(D) Contain explanations for reconciling items. These reconciling items are             X
resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

(3) Investor remittances and reporting

(i) Reports to investors, including those to be filed with the Commission, are          X
maintained in accordance with the transaction agreements and applicable
Commission requirements. Specifically, such reports:

(A) Are prepared in accordance with timeframes and other terms set forth in the         X
transaction agreements;

(B) Provide information calculated in accordance with the terms                         X
specified in the transaction agreements;

(C) Are filed with the Commission as required by its rules and regulations; and         Not
                                                                                        applicable

(D) Agree with the investors' or trustee's records as to the total unpaid               X
principal balance and number of pool assets serviced by the servicer.

(ii) Amounts due to investors are allocated and remitted in accordance with             X
timeframes, distribution priority and other terms set forth in the transaction agreements.

(page)

(iii) Disbursements made to an investor are posted within two business days to          X
the servicer's investor records, or such other number of days specified in the transaction agreements.

(iv) Amounts remitted to investors per the investor reports agree with cancelled        X
checks, or other form of payment, or custodial bank statements.

(4) Pool Asset Administration

(i) Collateral or security on pool assets is maintained as required by the              Not
transaction agreements or related pool asset documents.                                 Applicable

(ii) Pool assets and related documents are safeguarded as required by the               Not
transaction agreements.                                                                 Applicable

(iii) Any additions, removals, or substitutions to the asset pool are made,             X
reviewed, and approved in accordance with any conditions or requirements in the transaction agreements.

(iv) Payments on pool assets, including any payoffs, made in accordance with            Not
related pool asset documents are posted to the servicer's obligor records               Applicable
maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest, or other items (e.g., escrow) in accordance with the related pool asset documents.

(v) The Servicer's records regarding the pool assets agree with the servicer's          X
records with respect to an obligor's unpaid principal balance.

(vi) Changes with respect to the terms or status of an obligor's pool asset             X
(e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.

(page)

(vii) Loss mitigation or recovery actions (e.g., forbearance plans,
modifications and deeds in lieu of foreclosure, foreclosures and repossessions,         Not
as applicable) are initiated, conducted, and concluded in accordance with the           Applicable
timeframes or other requirements established by the transaction agreements.

(viii) Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such
records are maintained on at least a monthly basis, or such other period                Not
specified in the transaction agreements, and describe the entity's activities in        Applicable
monitoring delinquent pool assets including, for example, phone calls, letters, and payment rescheduling plans in cases where delinquency is deemed temporary
(e.g., illness or unemployment).

(ix) Adjustments to interest rates or rates of return for pool assets with              Not
variable rates are computed based on the related pool asset documents.                  Applicable

(x) Regarding any funds held in trust for an obligor (such as escrow accounts):         Not
                                                                                        Applicable

(A) Such funds are analyzed, in accordance with the obligor's pool asset                Not
documents, on at least an annual basis, or such other period specified in the           Applicable
transaction agreements;

(B) Interest on such funds is paid, or credited, to obligors in accordance with         Not
applicable pool asset documents and state laws; and                                     Applicable

(C) Such funds are returned to the obligor within 30 calendar days of full              Not
repayment of the related pool asset, or such other number of days specified in          Applicable
the transaction agreements.

(page)

(xi) Payments made on behalf of an obligor (such as tax or insurance payments)          Not
are made on or before the related penalty or expiration dates, as indicated on          Applicable
the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on           Not
behalf of an obligor are paid from the servicer's funds and not charged to the          Applicable
obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements made on behalf of an obligor are posted within two business        Not
days to the obligor's records maintained by the servicer, or such other number          Applicable
of days specified in the transaction agreements.

(xiv) Delinquencies, charge-offs, and uncollectible accounts are recognized and         X
recorded in accordance with the transaction agreements.

(xv) Any external enhancement or other support identified in Item 1114(a)(1)            Not
through (3) or Item 1115 of this Regulation AB, is maintained as set forth in           Applicable
the transaction agreements.


(page)

The servicing criteria, after giving effect to the foregoing exclusions, are referred to as the "Applicable Servicing Criteria".

For the Reporting Period, Capmark has assessed its compliance with the Applicable Servicing Criteria for the Transactions and has concluded that its servicing operation has complied, in all material respects, with the Applicable Servicing Criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management's assertion of compliance with the Applicable Servicing Criteria.

Capmark Finance Inc

Date: March 1, 2007

/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President
Capmark Services

/s/ Joseph A. Funk
Joseph A. Funk
Managing Director
Capmark Services


(page)

Exhibit I

Master Servicing Transactions
for Regulation AB


CSFB 2006C1
GMAC 2006 Cl
JP MORGAN 2006 CIBC 16
JPMC, SERIES 2006 LDP7
JPMCC 2006 CIBC 14
JPMCC 2006 LDP6
JPMCC 2006 LDP9
MLCFC, SERIES 2006-3
MSCI, SERIES 2006-IQ12





  EX-33 (b)
(logo) LaureateCapital
MORTGAGE BANKERS

REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA

Laureate Capital LLC (the "Asserting Parry") is responsible for assessing compliance, as of December 31, 2006 and for the period from March 1, 2006 (date the first pool subject to Regulation AB was securitized) thru December 31, 2006 (the "Reporting Period"), with the servicing criteria set form in Item 1122(d) of Regulation AB, excluding the criteria set forth in Item 1122(d)(ii), 1122(d)(iii), 1122(d)(2)(ii), 1122(d)(2)(iii), 1122(d)(3)(i) through
1122(d)(4)(iii), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(ix),
1122(d)(4)(xii), 1122(d)(4)(xiv) and 1122(d)(4)(xv), which the Asserting Parry has determined are not applicable to the servicing activities performed by it with respect to the asset backed securities and transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). Management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform.

The Asserting Party has assessed compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for Laureate's assessment of compliance with the applicable servicing criteria as of December 31, 2006 and for the reporting period as set forth in this assertion.


REGULATION AB SECTION 229.1122(D) ITEM 1122 D SERVICING CRITERIA

Regulation AB Reference/Servicing Criteria                                            Applicable Servicing Criteria/Compliance

1122(d)(1)(i)    -  Policies and procedures are instituted to monitor any             Laureate is in compliance
                    performance or other triggers and events of default in
                    accordance with the transaction agreements.

1122(d)(1)(ii)   -  If any material servicing activities are outsourced to third      Not Applicable
                    parties, policies and procedures are instituted to monitor the third party's performance and compliance with such
                    servicing activities.

1122(d)(l)(iii)  -  Any requirements in the transaction agreements to maintain a      Not Applicable
                    a backup servicer for the mortgage loans are maintained.

l122(d)(1)(iv)   -  A fidelity bond and errors and omissions policy is in effect      Laureate is in compliance.
                    on the party participating in the servicing function
                    throughout the reporting period in the amount of coverage
                    required by and otherwise in accordance with the terms of
                    the transaction agreements.

1122(d)(2)(i)    -  Payments on mortgage loans are deposited into the                 Laureate is in compliance.
                    appropriate custodial bank accounts and related bank
                    clearing accounts no more than two business days following receipt, or such other number of days specified in the
                    transaction agreements.

1122(d)(2)(ii)   -  Disbursements made via wire transfer on behalf of an obligor      Not Applicable
                    or to an investor are made only by authorized personnel.

1122(d)(2)(iii)  -  Advances of funds or guarantees regarding collections, cash       Not Applicable
                    flows or distributions, and any interest or other fees
                    charged for such advances, are made, reviewed, and approved as specified in the transaction agreements.

1122(d)(2)(iv)   -  The related accounts for the transaction, such as cash            Laureate is in compliance.
                    reserve accounts or accounts established as a form of
                    overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the
                    transaction agreements.


(page)


REGULATION AB SECTION 229.1122(D) ITEM 1122 D SERVICING CRITERIA

Regulation AB Reference/Servicing Criteria                                            Applicable Servicing Criteria/Compliance

1122(d)(2)(v)    -  Each custodial account is maintained at a federally insured       Laureate is in compliance.
                    depository institution as set forth in the transaction
                    agreements.

1122(d)(2)(vi)   -  Unissued checks are safeguarded so as to prevent                  Laureate is in compliance.
                    unauthorized access.

1122(d)(2)(vii)  -  Reconciliations are prepared on a monthly basis for all           Laureate is in compliance.
                    asset-backed securities related bank accounts, including
                    custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate;
                    (B) prepared within 30 calendar days after the bank
                    statement cutoff date, or such other number of days
                    specified in the transaction agreements; (C) reviewed and
                    approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90
                    calendar days of their original identification, or such
                    other number of days specified in the transaction
                    agreements.

1122(d)(3)(i)    -  Reports to investors, including those to be filed with the        Not Applicable
                    Commission, are maintained in accordance with the
                    transaction agreements and applicable Commission
                    requirements.

1122(d)(3)(ii)   -  Amounts due to investors are allocated and remitted in            Not Applicable
                    accordance with timeframes, distribution priority and
                    other terms set forth in the transaction agreements.

1122(d)(3)(iii)  -  Disbursements made to an investor are posted within two           Not Applicable
                    business days to the Servicer's investor records, or such
                    other number of days specified in the transaction
                    agreements.

1122(d)(3)(iv)   -  Amounts remitted to investors per the investor reports agree      Not Applicable
                    with cancelled checks, other forms of payment, or custodial bank statements.

1122(d)(4)(i)    -  Collateral or security on mortgage loans is maintained as         Not Applicable
                    required by the transaction agreements or related mortgage loan documents.

1122(d)(4)(ii)   -  Mortgage loan and related documents are safeguarded as            Not Applicable
                    required by the transaction agreements.

1122(d)(4)(iii)  -  Any additions, removals, or substitutions to the asset pool       Not Applicable
                    are made, reviewed, and approved in accordance with any
                    conditions or requirements in the transaction agreements.

1122(d)(4)(iv)   -  Payments on mortgage loans, including any payoffs, made in        Laureate is in compliance regarding payments
                    accordance with related mortgage loan documents are posted        on mortgage loans.
                    to the Servicer's obligor records maintained no more than
                    two business days after receipt, or such other number of          Not Applicable - No loan payoffs processed
                    days specified in the transaction agreements, and allocated       during January 1, 2006 thru December 31, 2006
                    to principal, interest or other items (e.g., escrow) in           for the loan pools securitized in 2006 as
                    accordance with the related mortgage loan documents.              indicated above.

1122(d)(4)(v)    -  The Servicer's records regarding the mortgage loans agree         Laureate is in compliance.
                    with the Servicer's records with respect to an obligor's
                    unpaid principal balance.

1122(d)(4)(vi)   -  Changes with respect to the terms or status of an obligor's       Not Applicable - No changes to terms or status
                    mortgage loans (e.g., loan modifications or re-agings) are        of an obligor's mortgage loan during
                    made, reviewed and approved by authorized personnel in            January 1, 2006 thru December 31, 2006 for the
                    accordance with the transaction agreements and related pool       loan pools securitized in 2006 as indicated
                    asset documents.                                                  above.


(page)


REGULATION AB SECTION 229.1122(D) ITEM 1122 D SERVICING CRITERIA

Regulation AB Reference/Servicing Criteria                                            Applicable Servicing Criteria/Compliance

1122(d)(4)(vii)  -  Loss mitigation or recovery actions (e.g., forbearance            Not Applicable
                    plans, modifications and deeds in lieu of foreclosure,
                    foreclosures and repossessions, as applicable) are
                    initiated, conducted, and concluded in accordance with the timeframes or other requirements established by the
                    transaction agreements.

1122(d)(4)(viii) -  Records documenting collection efforts are maintained during      Laureate is in compliance.
                    the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's
                    activities in monitoring delinquent mortgage loans including, for example, phone calls, letters, and payment rescheduling plans in cases where delinquency is deemed temporary
                    (e.g., illness or unemployment).

1122(d)(4)(ix)   -  Adjustments to interest rates or rates of return for              Not Applicable - There are no ARM loans in the
                    mortgage loans with variable rates are computed based on the      2006 securitizations indicated above.
                    related mortgage loan documents.

1122(d)(4)(x)    -  Regarding any funds held in trust for an obligor (such as         (A) Laureate is in compliance.
                    escrow accounts): (A) such funds are analyzed, in accordance      (B) Laureate is in compliance.
                    with the obligor's mortgage loan documents, on at least an        (C) Not Applicable - No loan payoffs processed
                    annual basis, or such other period specified in the               during January 1, 2006 thru December 31, 2006
                    transaction agreements; (B) interest on such funds is paid,       for the loan pools securitized in 2006 as
                    or credited, to obligors in accordance with applicable            indicated above.
                    mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
                    number of days specified in the transaction agreements.

1122(d)(4)(xi)   -  Payments made on behalf of an obligor (such as tax or             Laureate is in compliance.
                    insurance payments) are made on or before the related
                    penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such
                    support has been received by the servicer at least 30
                    calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)  -  Any late payment penalties in connection with any payment to      Not Applicable - No late payment penalties
                    be made on behalf of an obligor are paid from the servicer's      were assessed for loans in the loan pools
                    funds and not charged to the obligor, unless the late             securitized in 2006 as indicated above.
                    payment was due to the obligor's error or omission.

1122(d)(4)(xiii) -  Disbursements made on behalf of an obligor are posted             Laureate is in compliance.
                    within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

1122(d)(4)(xiv)  -  Delinquencies, charge-offs, and uncollectible accounts are        Not Applicable
                    recognized and recorded in accordance with the transaction agreements.

1122(d)(4)(xv)   -  Any external enhancement or other support identified in Item      Not Applicable
                    1114(a)(1) through (3) or Item 1115 of Regulation AB, is
                    maintained as set forth in the transaction agreements.



/s/ Jorjeanna L. Quinn
Jorjeanna L. Quinn
Assistant Vice President/Compliance Risk Management

/s/ Joseph Shaffer
Joseph Shaffer
Senior Vice President/Chief Financial Officer





  EX-33 (c)
REPORT ON ASSESSMENT OF COMPLIANCE WITH REGULATION AB
SERVICING CRITERIA


LNR Partners, Inc., (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for criteria 229.1122(d)(1)(iii), (3)(i)(c), (3)(i)(d),
(3)(ii), (3)(iii), (3)(iv), (4)(ix), (4)(x), 4(xi), 4(xii), 4(xiii) and (4)(xv)
of the CFR, which the Asserting Party has concluded are not applicable to the activities it performs with respect to the commercial mortgage-backed securities transactions covered by this report (such criteria, after giving effect to the exceptions identified above, the "Applicable Servicing Criteria"). The transactions covered by this report, include the commercial mortgage-backed securities transactions for which the Asserting Party served as Special Servicer, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform Transactions").

The Asserting Party has assessed its compliance with the Applicable
Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform Transactions taken as a whole.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period.


Date: February 28, 2007


LNR PARTNERS INC., as Special Servicer


/s/ Susan K. Chapman
By: Susan K. Chapman
    Vice President





  EX-33 (d)
(logo) MIDLANDLOANSERVICES


Report on Assessment of Compliance with Regulation AB Servicing Criteria


Midland Loan Services, Inc. ("Midland"), an indirect wholly owned subsidiary of The PNC Financial Services Group, Inc., is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission ("Regulation AB") relating to its role in the servicing of commercial mortgage-backed securities transactions.

Midland has assessed its compliance with the applicable servicing criteria as of and for the year ended December 31, 2006. In making this assessment, Midland used the criteria set forth by the Securities and Exchange Commission ("SEC") in
Item 1122(d) of Regulation AB. The transactions covered by this report include commercial mortgage-backed securities that were issued on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933 (the "Platform").

Based on such assessment, Midland believes that, as of and for the year ended, Midland has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB relating to its role in the servicing of commercial mortgage-backed securities transactions, except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i) through (3)(iv), and 1122(d)(4)(xv), which Midland has determined as being inapplicable to the activities it performs with respect to the commercial mortgage-backed securities transactions being serviced (the "applicable servicing criteria").

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Midland's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006:


MIDLAND LOAN SERVICES, INC.


/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
Chief Operating Officer

/s/ Vincent E. Beckett
Vincent E. Beckett
Executive vice President &
Chief Administrative Officer

/s/ Bradley J. Hauger
Bradley J. Hauger
Senior Vice President
Servicing Operations


Date: February 16, 2007


A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F





  EX-33 (e)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





  EX-33 (f)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





  EX-33 (g)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





  EX-34 (a)
(logo) Deloitte

Deloitte & Touche LLP
1700 Market Street
Philadelphia, PA 19103-3984
USA

Tel: +1 215 246 2300
Fax: +1 215 569 2441
www.deloitte.com


Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Capmark Finance Inc.

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that Capmark Finance Inc. (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all commercial mortgage loans sold in public securitizations during the period January 1, 2006 through December 31, 2006, for which the Company served as master servicer (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(iii); (2)(ii),(iv),(vi); (3)(i)(c);
(4)(i), (ii), (iv), (vii) through (xiii), and (xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Exhibit 1 to management's assertion identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report.



Member of
Deloitte Touche Tohmatsu


(page)



We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006, for the Platform is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP
Philadelphia, PA
March 1, 2007





  EX-34 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
214 North Tryon Street
Suite 3600
Charlotte, NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100


Report of Independent Registered Public Accounting Firm


To the Board of Managers and Member of
Laureate Capital LLC:

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that Laureate Capital LLC (the Company) complied with the servicing criteria set forth in item 1122(d) of the Securities and Exchange Commission's Regulation AB for "All asset backed transactions securitized from March 1, 2006 through December 31, 2006" (the Platform), as of December 31, 2006 and for the year then ended, excluding criteria 1122(d)(ii), 1122(d)(iii), 1122(d)(2)(ii), 1122(d)(2)(iii), 1122(d)(3)(i) through 1122(d)(4)(iii), 1122(d)(4)(vi),
1122(d)(4)(vii), 1122(d)(4)(ix), 1122(d)(4)(xii), 1122(d)(4)(xiv) and
1122(d)(4)(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for "All asset backed transactions securitized from March 1, 2006 through December 31, 2006" is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

February 16, 2007





  EX-34 (c)
(logo) Deloitte

Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, FL 33131-2310
USA

Tel: +1 305 372 3100
Fax: +1 305 372 3160
www.deloitte.com


To the Board of Directors of
LNR Partners, inc.:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that LNR Partners, Inc., (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the commercial mortgage-backed securities transactions for which the Asserting Party served as special servicer, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 229.1122(d)(1)(iii),
(3)(i)(c), (3)(i)(d), (3)(ii), (3)(iii), (3)(iv), (4)(ix), (4)(x),
(4)(xi),(4)(xii), (4)(xiii) and (4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the commercial mortgage-backed securities Platform is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
February 28, 2007


Member of
Deloitte Touche Tohmatsu





  EX-34 (d)
(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
1100 Walnut Street
Kansas City, MO 64106-2129
USA

Tel: +1 816 474 6180
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
The PNC Financial Services Group, Inc.:

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Midland Loan Services, Inc., (the "Company"), an indirect wholly owned subsidiary of The PNC Financial Services Group, Inc., complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its role in servicing Commercial Mortgage Backed Securities Transactions (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(iii), 1122(d)(3)(i) through 3(iv), and 1122(d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management's assertion identifies the transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States), and accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report, and accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006, for its role in servicing Commercial Mortgage Backed Securities Transactions is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP
Kansas City, Missouri
February 16, 2007

Member of
Deloitte Touche Tohmatsu





  EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





  EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





  EX-34 (g)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





  EX-35 (a)
(logo) CAPMARK



Annual Statement as to Compliance
For the Year Ended December 31, 2006

J.P. Morgan Chase Commercial Mortgage Securities Corp.
Series 2006 LDP6


Pursuant to Section 3.13/11.9 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:


i. A review of the activities of Capmark Finance Inc. as Master Servicer during the period, and of its performance under this Pooling and Servicing Agreement, has been made under my supervision.


ii. To the best of my knowledge, based on such review, Capmark Finance Inc. as Master Servicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.


Capmark Finance Inc.


/s/ Mark E. McCool


By: Mark E. McCool
Title: Senior Vice President
Date: February 20, 2007


Real Estate Finance, Investments, Services

Capmark Finance Inc.
200 Witmer Road
Horsham, Pa 19044





  EX-35 (c)
ANNUAL STATEMENT OF COMPLIANCE

Pooling and Servicing Agreement dated March 1, 2006 (the "Pooling and
Servicing Agreement") by and among J.P. Morgan Chase Commercial Mortgage Securites Corp., as depositor, Midland Loan Services, Inc., as master servicer No.1, Capmark Finance Inc. f/k/a GMAC Commercial Mortgage Corporation as master servicer No. 2, Wells Fargo Bank, N.A., as trustee and paying agent and LNR Partners, Inc., as special servicer (the "Special Servicer")

JPMCC 2006-LDP6


I, Susan K. Chapman, a Vice President of LNR Partners, Inc. as Special Servicer under the Pooling and Servicing Agreement, on behalf of the Special Servicer and not in my individual capacity, hereby certify that:

1. I have reviewed the activities performed by the Special Servicer under the Pooling and Servicing Agreement during the period ending the end of the fiscal year 2006 (the "Reporting Period") and the Special Servicer's performance under the Pooling and Servicing Agreement has been made under my supervision; and

2. To the best of my knowledge, based on such review, the Special Servicer has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects throughout the Reporting Period.


LNR PARTNERS, INC.


By: /s/ Susan K. Chapman
Susan K. Chapman
Vice President





  EX-35 (d)
(logo) MIDLANDLOANSERVICES


March 1, 2007

Ms. Karen A. Merson
Compliance Specialist
Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045-1951


JP Morgan Chase Commercial Mortgage Securities Corp.
Commercial Mortgage Pass-Through Certificates
Series 2006-LDP6
Pooling and Servicing Agreement


OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Pooling and Servicing
Agreement (the "Agreement"), it is hereby certified to the Depositor thereunder that on behalf of Midland Loan Services, Inc. (the "Servicer"), (i) a review of the Servicer's activities during the reporting period and of its performance under the Agreement has been made under the undersigned officer's supervision; and ((ii) to the best of the undersigned officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout the reporting period or, if there has been a failure to fulfill any such obligation in any material respect, each such failure known to the undersigned officer and the nature and status thereof are set forth below; and (iii) the Servicer has not received any notice regarding qualification, or challenging the status, of any REMIC formed pursuant to the Agreement from the IRS or any other governmental agency or body.


MIDLAND LOAN SERVICES, INC.

/s/ Steven W. Smith      3/1/07
Steven W. Smith          Date
Chief Operating Officer and Executive Vice President


A member of The PNC Financial Services Group
10851 Mastin  Suite 300  Overland Park  Kansas  66210
www.midlandls.com  913 253 9000 T  913 253 9001 F





  EX-35 (e)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2630-011
7080 Samuel Morse Drive
Columbia, MD 21046
410 884-2000


Wells Fargo Bank, N.A.


March 19, 2007


JP Morgan Chase Commercial Mortgage Securities Corporation
270 Park Avenue
10th Floor
New York, NY 10017

RE: Annual Statement As To Compliance for J.P. Morgan Chase Commercial Mortgage
    Securities Trust 2006-LDP6


Per Section 11.09 of the Pooling and Servicing Agreement, dated as of 03/01/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trustee), hereby certifies the following for the 2006 calendar year or portion therof:


(A) A review of the Trustee's activities during the preceding calendar year or portion thereof and of the Trustee's performance under the Pooling and Servicing Agreement has been made under my supervision.

(B) To the best of my knowledge, based on such review, the Trustee has fulfilled all its obligations under the Pooling and Servicing Agreement, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(C) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Judith J. Rishel
Judith J. Rishel
Vice President

Certified By:
/s/ Ty Wilkins
Ty Wilkins, AVP


(page)


Schedule A


Late Payments/Distributions

During the reporting period, certain payments were not timely made to security holders. To the best of the signing officer's knowledge, each such instance has been remedied and such failure and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





  EX-35 (f)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 19, 2007

JP Morgan Chase Commercial Mortgage Securities Corporation
270 Park Avenue
10th Floor
New York, NY 10017

RE: Annual Statement As To Compliance for J.P. Morgan Chase Commercial Mortgage Securities Trust 2006-LDP6

Per Section 11.09 of the Pooling and Servicing Agreement, dated as of 03/01/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Paying Agent), hereby certifies the following for the 2006 calendar year or portion thereof:


(A) A review of the Paying Agent's activities during the preceding calendar year or portion thereof and of the Paying Agent's performance under the Pooling and Servicing Agreement has been made under my supervision.

(B) To the best of my knowledge, based on such review, the Paying Agent has fulfilled all its obligations under the Pooling and Servicing Agreement, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


(C) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Judith J. Rishel
Judith J. Rishel
Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A


Late Payments/Distributions

During the reporting period, certain payments were not timely made to security holders. To the best of the signing officer's knowledge, each such instance has been remedied and such failure and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.